Form 10-K
period 1998-12-31
CIT HOME EQUITY LOAN TRUST 1998-1
filed 1999-03-30
CIK 1067649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ---------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to __________

                        Commission file number: 000-29810

                        CIT HOME EQUITY LOAN TRUST 1998-1
             (Exact name of registrant as specified in its charter)

              Delaware                                   22-3599147
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

    c/o The CIT Group Securitization Corporation III
    650 CIT Drive
    Livingston, New Jersey                                   07039
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (973) 740-5000

Securities registered pursuant to Section 12(b) of the Act:

                                     None
                               (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                    PART I

Item 1.   Business.
------    --------

      On August 10, 1998 The CIT Group Securitization Corporation III (the "Company") sold $61,000,000 aggregate principal amount of Class A-1 5.88% Asset Backed Certificates; $38,000,000 aggregate principal amount of Class A-2 6.01% Asset Backed Certificates; $45,000,000 aggregate principal amount of Class A-3 6.08% Asset Backed Certificates; $25,000,000 aggregate principal amount of Class A-4 6.20% Asset Backed Certificates; $11,000,000 aggregate principal amount of Class A-5 6.36% Asset Backed Certificates; $10,872,000 aggregate principal amount of Class A-6 6.70% Asset Backed Certificates; $19,000,000 aggregate principal amount of Class A-7 6.30% Asset Backed Certificates; $51,317,000
aggregate principal amount of Class A-8 Asset Backed Certificates; $23,046,000 aggregate principal amount of Class M-1 6.44% Asset Backed Certificates; $19,632,000 aggregate principal amount of Class M-2 6.72% Asset Backed
Certificates; and $11,950,000 aggregate principal amount of Class B-1 7.37% Asset Backed Certificates (the "Public Certificates"). The Public Certificates were offered for sale to the public pursuant to a Prospectus Supplement dated July 31, 1998 to a Prospectus dated April 8, 1997 (the "Prospectus"). In addition, the company sold $10,242,000 aggregate certificate balance of B-2 Certificates,$6,829,000 aggregate certificate balance of B-3 Certificates,
$8,536,000 aggregate certificate balance of B-4 Certificates, Class R-I Certificates, Class R-II Certificates, Class IO-X1 Certificates, and Class IO-X2 Certificates (the "Private Certificates" and, together with the Public Certificates, the "Certificates").

      The Certificates represent the entire beneficial ownership interest in CIT Home Equity Loan Trust 1998-1 (the "Trust"). The Trust was created, and the Certificates were issued, pursuant to a Pooling and Servicing Agreement, dated as of July 1, 1998 (the "Pooling and Servicing Agreement"), between the Company and The Bank of New York, as trustee (the "Trustee").

      The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

Year 2000 Compliance
--------------------

      The Year 2000 compliance issue arises out of the inability of computers, software and other equipment using microprocessors to recognize and properly process date fields containing a two digit year. Because The CIT Group/Sales Financing, Inc. ("Servicer") is dependent upon the proper functioning of computer systems, failure of its systems or vendor systems to be Year 2000 compliant could have a material adverse effect on the Securityholders. Significant Year 2000 failures in the Servicer's systems or in the systems of third parties (or third parties upon whom they depend) could have a material adverse effect on its financial condition and results of operations. Failure of this kind could, for example, result in problems with collecting or processing payments on the Contracts and payments to Securityholders; incomplete or inaccurate accounting or reporting; and generation of erroneous results.

      The Servicer continues to address the Year 2000 issue as it relates to its systems and business. The Servicer has developed a comprehensive Year 2000 project to remediate its information technology systems and to address Year 2000 issues in its non-information technology systems. The scope of this project includes, among other things, the assessment of "at risk" applications and systems, an assessment of the interdependencies of various systems and the relative importance of each system to the business, the design and execution of required modifications to achieve Year 2000 compliance, and the plans for testing of modifications to verify Year 2000 compliance. The process of remediation includes the following phases: planning, assessing, designing, programming and testing and validation. The Servicer's Year 2000 project is expected to be substantially completed by March 31, 1999.

      The Servicer depends upon the proper functioning of third party computer and non-information technology systems. The Servicer has been communicating with those parties with whom it has important financial, supplier or operational relationships to determine the extent to which those parties are vulnerable to the Year 2000 issue. As part of the process of evaluating its options and attempting to mitigate third party risks, the Servicer is collecting and analyzing information from third parties. It is difficult to predict the effect of such third party non-readiness on its business.

      The Servicer continues to formulate a contingency plan for business continuation in the event of Year 2000 systems failures. The Servicer expects to complete its information technology systems Year 2000 contingency plan by June 30, 1999, and to test this contingency plan thereafter.

      While the Servicer has made and will continue to make certain investments related to the Year 2000 project, the financial impact to the Servicer of such investments has not been, and is not anticipated to be, material to its financial position or results of operations.

      All Year 2000 information provided herein is a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act and is subject to the terms thereof. This Year 2000 information is provided pursuant to securities law requirements and it may not be taken as a form of covenant, warranty, representation or guarantee of any kind.


Item 3.  Legal Proceedings.
------   -----------------

      The Registrant knows of no material legal proceeding with respect to or involving the Trustee, the Company or CITCF.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------
      No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

      The Public Certificates are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended.

      As of January 5, 1999, 100% of the Class A-1 Certificates were held in the nominee name of Cede & Co. for 5 beneficial owners, 100% of the Class A-2 Certificates were held in the nominee name of Cede & Co. for 4 beneficial owners, 100% of the Class A-3 Certificates were held in the nominee name of Cede & Co. for 5 beneficial owners, 100% of the Class A-4 Certificates were held in the nominee name of Cede & Co. for 1 beneficial owner, 100% of the Class A-5 Certificates were held in the nominee name of Cede & Co. for 2 beneficial owners, 100% of the Class A-6 Certificates were held in the nominee name of Cede & Co. for 1 beneficial owner, 100% of the Class A-7 Certificates were held in the nominee name of Cede & Co. for 2 beneficial owners; 100% of the Class A-8 Certificates were held in the nominee name of Cede & Co. for 8 beneficial owners; 100% of the Class M-1 Certificates were held in the name of Cede & Co. for 4 beneficial owners; 100% of the Class M-2 Certificates were held in the nominee name of Cede & Co. for 10 beneficial owners; and 100% of the Class B-1 Certificates were held in the nominee name of Cede & Co. for 1 beneficial owner. As of August 10, 1998, 100% of the Class B-2 and Class B-3 Certificates were held by Teachers Insurance and Annuity Association as registered owner and 100% of the Class B-4, Class IO-X1, Class IO-X2, Class R-I, and Class R-II Certificates were held in the form of a definitive Certificate by an affiliate of the Company.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
------     ---------------------------------------------------------------
           Financial Disclosure.
           --------------------

                  None.


                                   PART III

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
-------    --------------------------------------------------------------

                 Not Applicable.


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------    ----------------------------------------------------------------

                (a)   Exhibits:
                      --------

Exhibit Number                        Description
--------------                       -----------

    19 Annual Accountants' Report with respect to the servicing of the loans by the Master Servicer, pursuant to the Pooling and Servicing Agreement.

    99.1                 Annual Officer's Certificate.

    99.2                 Management's Assertion.

    99.3                 1998 Annual Statement of Trust.


                (b) Reports on Form 8-K:
                    -------------------

                     Current Reports on Form 8-K are filed each month. The reports include as an exhibit, the Monthly Reports to Certificateholders. Current Reports on Form 8-K dated August 17, 1998, September 15, 1998, October 15, 1998,
                     November 16, 1998, December 15, 1998 and January 15, 1999 were filed with the Securities and Exchange Commission.

                (c), (d)          Omitted.

                                  SIGNATURES
                                  ----------

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     CIT HOME EQUITY LOAN TRUST 1998-1
                                     (Registrant)

                                     By:  The CIT Group/Consumer Finance, Inc.,
                                          as Master Servicer


Dated:  March 30, 1999              By:      /s/ Frank Garcia
                                             ----------------------------
                                     Name:   Frank Garcia
                                     Title:  Vice President